Form 10-K
period 2006-12-31
STRATS SM TRUST FOR U S CELL CORP SEC SERIES 2004 6
filed 2007-03-30
CIK 1286405

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                     ----

                                   FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2006

                                      or

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________ to ________

               Commission File Numbers: 333-111858-01, 001-32156

                    Synthetic Fixed-Income Securities, Inc.

                                 on behalf of:

            STRATS(SM) Trust For United States Cellular Corporation
                          Securities, Series 2004-6
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                  Delaware                               52-2316339
------------------------------------------------------------------------------
      (State or other jurisdiction of          (I.R.S. Employer Identification
               incorporation                                No.)
              or organization)


301 South College, Charlotte, North Carolina                28288
------------------------------------------------------------------------------
  (Address of principal executive offices)               (Zip Code)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes |_| No |X|

Indicate by check mark whether the registrant: (1) Has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

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

Large accelerated filer |_|  Accelerated filer |_|  Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes |_| No |X|

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


                                    PART I

Item 1. Business.

      Not Applicable

Item 1A. Risk Factors.

      Not Applicable

Item 1B. Unresolved Staff Comments.

      Not Applicable

Item 2. Properties.

      Not Applicable

Item 3. Legal Proceedings.

      None

Item 4. Submission of Matters to a Vote of Security Holders.

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

      Not Applicable

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Not Applicable

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

      Not Applicable

Item 8. Financial Statements and Supplementary Data.

      Not Applicable

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

      None

Item 9A.  Controls and Procedures.

      Not Applicable

Item 9B. Other Information.

      None


                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

      Not Applicable

Item 11. Executive Compensation.

      Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stock Matters.

      Not Applicable

Item 13. Certain Relationships and Related Transactions.

      None

Item 14. Principal Accounting Fees and Services.

      Not Applicable


                                    PART IV

Item 15. Exhibits, Financial Statement Schedules.

      (a) The following documents have been filed as part of this report.

            1. Trustee's Distribution Statements documented on Form 8-K of STRATS(SM) Trust For United States Cellular Corporation Securities, Series 2004-6 to the certificateholders for the period from January 1, 2006 through and including December 31, 2006 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed below:

------------------------------------------------------------- ----------------- -----------------
                     Trust Description                          Distribution        Filed on
                                                                    Date
------------------------------------------------------------- ----------------- -----------------
STRATS(SM) Trust For United States Cellular Corporation          06-15-2006        06-20-2006
Securities, Series 2004-6                                        12-15-2006        12-22-2006
------------------------------------------------------------- ----------------- -----------------

            2.    None

            3.    Exhibits:

                  31.1 - Certification by Director of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  99.1 - Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  99.2 - Report of Aston Bell, CPA.

                  99.3 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2006, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                  99.4 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2006, as further described in Item 15(a)(1) above, is incorporated herein by reference.

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

                                       Synthetic Fixed-Income Securities, Inc., as Depositor for the Trust




                                       By:   /s/ Jimmy Whang
                                             ---------------------------
                                       Name: Jimmy Whang
                                       Title: Director


Dated:  March 30, 2007

                                 EXHIBIT INDEX

------------------- ---------------------------------------------------- ----------------
 Reference Number                                                        Exhibit Number
 per Item 601 of                                                             in this
  Regulation SK                   Description of Exhibits                   Form 10-K
------------------- ---------------------------------------------------- ----------------
                    Certification by Director of the Registrant
      (31.1)        pursuant to 15 U.S.C. Section 7241, as adopted            31.1
                    pursuant to Section 302 of the Sarbanes-Oxley Act
                    of 2002.
------------------- ---------------------------------------------------- ----------------
                    Annual Compliance Report by Trustee pursuant to 15
      (99.1)        U.S.C. Section 7241, as adopted pursuant to               99.1
                    Section 302 of the Sarbanes-Oxley Act of 2002.
------------------- ---------------------------------------------------- ----------------
      (99.2)        Report of Aston Bell, CPA.                                99.2
------------------- ---------------------------------------------------- ----------------
                    Registrant's Current Report on Form 8-K filed with the
                    Securities and Exchange Commission on June 20,
      (99.3)        2006, as further described in Item 15(a)(1) above, is     99.3
                    incorporated herein by reference.
------------------- ---------------------------------------------------- ----------------
                    Registrant's Current Report on Form 8-K filed with
                    the Securities and Exchange Commission on December
      (99.4)        22, 2006, as further described in Item 15(a)(1)           99.4
                    above, is incorporated herein by reference.
------------------- ---------------------------------------------------- ----------------