Form 10-K
period 2007-12-31
STRATS SM TRUST FOR U S CELL CORP SEC SERIES 2004 6
filed 2008-03-28
CIK 1286405

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

       For the fiscal year ended December 31, 2007

                                       or

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________ to ________

                Commission File Numbers: 333-111858-01, 001-32156

                     Synthetic Fixed-Income Securities, Inc.

                                  on behalf of:

      STRATS(SM) Trust For United States Cellular Corporation Securities,
                                 Series 2004-6
      ---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                      52-2316339
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation       (I.R.S. Employer
                or organization)                     Identification No.)



301 South College, Charlotte, North Carolina                28288
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [ ]   No [X]

Indicate by check mark whether the registrant: (1) Has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

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

Large accelerated filer [ ]   Accelerated filer [ ]    Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [ ]   No [X]

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

              1. Trustee's Distribution Statements documented on Form 8-K of STRATS(SM) Trust For United States Cellular Corporation Securities, Series 2004-6 to the certificateholders for the period from January 1, 2007 through and including December 31, 2007 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed below:

--------------------------------------------------------------------------------
                   Trust Description            Distribution Date       Filed on
--------------------------------------------------------------------------------
STRATS(SM) Trust For United States Cellular     06-15-2007            06-21-2007
Corporation Securities, Series 2004-6           12-17-2007            12-28-2007
                                                12-17-2007            12-31-2007
--------------------------------------------------------------------------------

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

                   99.1 - Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                   99.2 - Report of Aston Bell, CPA.

                   99.3 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                   99.4 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 28, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                   99.5 - Registrant's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on December 31, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

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

                                     Synthetic Fixed-Income Securities, Inc., as Depositor for the Trust




                                     By:   /s/ Jimmy Whang
                                          -------------------------------------
                                     Name: Jimmy Whang
                                     Title: Director


Dated:  March 28, 2008

                                  EXHIBIT INDEX

--------------------------------------------------------------------------------
 Reference Number                                                 Exhibit Number
 per Item 601 of                  Description of Exhibits             in this
  Regulation SK                                                     Form 10-K
--------------------------------------------------------------------------------
                 Certification by Director of the Registrant
   (31.1)        pursuant to 15 U.S.C. Section 7241, as adopted          31.1
                 pursuant to Section 302 of the Sarbanes-Oxley Act
                 of 2002.
--------------------------------------------------------------------------------
                 Annual Compliance Report by Trustee pursuant to 15
   (99.1)        U.S.C. Section 7241, as adopted pursuant to             99.1
                 Section 302 of the Sarbanes-Oxley Act of 2002.
--------------------------------------------------------------------------------
   (99.2)        Report of Aston Bell, CPA.                              99.2
--------------------------------------------------------------------------------
                 Registrant's Current Report on Form 8-K filed with the
                 Securities and Exchange Commission on June 21,
   (99.3)        2007, as further described in Item 15(a)(1) above, is   99.3
                 incorporated herein by reference.
--------------------------------------------------------------------------------
                 Registrant's Current Report on Form 8-K filed with
                 the Securities and Exchange Commission on December
   (99.4)        28, 2007, as further described in Item 15(a)(1)         99.4
                 above, is incorporated herein by reference.
--------------------------------------------------------------------------------
                 Registrant's Current Report on Form 8-K/A filed
                 with the Securities and Exchange Commission on
   (99.5)        December 31, 2007, as further described in Item         99.5
                 15(a)(1) above, is incorporated herein by
                 reference.
--------------------------------------------------------------------------------